Form 10-K
period 2000-12-31
PAINEWEBBER MORTGAGE ACCEPTANCE CORP IV SERIES 2000-HE-1
filed 2002-11-13
CIK 1115951

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934 from May 1, 2000 (Commencement of Operations)
         to December 31, 2000.

[ ]     Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition period from   to


                      Commission File Number 333-15685-02

                PAINEWEBBER MORTGAGE ACCEPTANCE CORPORATION IV
             (Exact name of registrant as specified in its charter)

         Delaware                                          06-1204982
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

1285 Avenue of the Americas
New York, New York                                           10019
(Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code : (212) 713-2000

            Home Equity Asset Backed Certificates, Series 2000-HE-1 (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

PAINEWEBBER MORTGAGE ACCEPTANCE CORPORATION IV
Home Equity Asset Backed Certificates, Series 2000-HE-1
-----------------------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto. Annual Statement of Independent Accountants Report for the Servicer,
           filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2000.

     Current  Reports   on Form 8-K,   dated   October 25,  2000,  November 27,
     2000, and December 26, 2000, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 (Other Events).


(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE


Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000


PAINEWEBBER MORTGAGE ACCEPTANCE CORPORATION IV
Home Equity Asset Backed Certificates, Series 2000-HE-1
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 I, Diane E. Wallace, certify that:

 1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Asset Backed Funding Corporation.

 2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

 3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.



                                     JPMorgan Chase Bank
                                     fka The Chase Manhattan Bank
                                     not in its individual capacity but solely as Trustee under the Agreement referred to herein




Date:  November 12, 2002         By:   /s/  Diane E. Wallace
                                      ---------------------------------------
                                      Diane E. Wallace
                                      Assistant Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance


                                      -7-




LITTON LOAN SERVICING, LP
a subsidiary of Enhance Financial Services Group Inc

5373 West Alabama, Suite 600                 Telephone 713.960.9676
Houston, Texas  77056                         Fax 713.966.8856




March 30, 2001

Karen Schluter
The Chase Manhattan Bank
450 West 33rd Street, 14th floor
New York, New York  10001

Subject: Home Equity Asset Backed Certificates, Series 2000-HE-1


To Whom it May Concern:

     The undersigned officer of Litton Loan Servicing LP (successor in interest to Litton Loan Servicing, Inc.) certifies that a review of the servicing activity for the year ended December 31, 2000 has been completed and that there were no defaults or exceptions to the requirements of the subject agreement between the above-listed parties. Litton Loan Servicing LP hereby certifies that:

1. All ad valorem taxes have been paid when due and without penalty to the Trust.

2. All assessments and ground rents of whatsoever kind or nature have been paid so as to prevent their taking priority to the purchase money lien or lien to which the trust is entitled.

3. All casuality insurance has been paid without lapse in coverage and in an amount sufficient to prevent the application of a co-insurance clause.

4. In compliance with terms of the agreement, flood insurance as required by the National Flood Insurance Act of 1994, P.L. 103-325 $511, if any, has been maintained without lapse.

5. Errors and Omissions Insurance is in forced in amounts sufficient to meet the requirements of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and the terms of the subject agreement.

6. Litton Loan Servicing LP has timely filed the required IRS informational returns including the forms 1098, 1099(A), and those required by code sections 6050(h)(j)(p) for the year ended December 31, 2000.

7. Litton Loan Servicing LP has not committed any act or omitted to act in any manner that would cause the trust to lose the REMIC tax treatment or be taxed on prohibited transaction.

8. All other items and requirements of the Servicing Agreement between the above parties have been complied with except as noted on the attachment to this letter if any.

Sincerely,

Litton Loan Servicing LP

/s/ Janice McClure
-----------------------------

Janice McClure
Senior Vice President

LITTON LOAN SERVICING, LP
a subsidiary of Enhance Financial Services Group Inc.

5373 West Alabama, Suite 600                 Telephone 713.960.9676
Houston, Texas  77056                         Fax 713.966.8856





                            Litton Loan Servicing LP
              Compliance Certification Year ended December 31, 2000
            Home Equity Asset Backed Certificates, Series 2000-HE-1

     The undersigned Officer of Litton Loan Servicing LP certifies that for the year ended December 31, 2000, Litton has complied with Section 3.27 of the Pooling and Servicing Agreement by and between Paine Webber Mortgage Acceptance Corporation IV, as Depositor, BNC Mortgage Inc., as Originator, NC Capital Corporation, as Originator, The Chase Manhattan Bank, as Trustee and Litton Loan Servicing LP, as Servicer, dated May 1, 2000, as they relate to the Internal Revenue Service Information reporting requirements including those under Sections 6050J.

Litton Loan Servicing LP

By:  /s/ Janice McClure                Dated:   May 8, 2001
     ------------------------
      Janice McClure
     Senior Vice President



State of Texas

County of Harris

     On May 8, 2001, before me a Notary Public in and for said state, personally appeared Janice McClure of Litton Loan Servicing LP, personally known to me to be the person whose name is subscribed to the instrument and acknowledged to me that he executed that same in his authorized capacity, and that by his signature on the instrument, the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.

/s/ Laurie Struecker
-----------------------------
Laurie Struecker
Notary Public State of Texas
My Commission Expires 02-04-2002

LITTON LOAN SERVICING, LP
a subsidiary of Enhance Financial Services Group Inc.

5373 West Alabama, Suite 600                 Telephone 713.960.9676
Houston, Texas  77056                         Fax 713.966.8856

January 12, 2001

     As of December 31, 2000, Litton Loan Servicing LP has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.


/s/ Larry B. Litton Sr
------------------------
Larry B. Litton Sr
President & CEO



/s/ Janice McClure
--------------------------
 Janice McClure
Senior Vice President

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report


                                      -8-






Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texas  77002

INDEPENDENT AUDITORS' REPORT

To the Partners of
        Litton Loan Servicing LP:

     We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about thp Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



/s/ Deloitte & Touch LLP
---------------------------
January 12, 2001