Form 10-K
period 2001-12-31
PAINEWEBBER MORTGAGE ACCEPTANCE CORP IV SERIES 2000-HE-1
filed 2002-11-13
CIK 1115951

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934 for the fiscal year ended December 31, 2001.

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

     Current  Reports   on Form 8-K,   dated   October 25,  2001,  November 27,
     2001, and December 26, 2001, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 (Other Events).


(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE


Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001


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

 2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;
*
 3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.



                                     JPMorgan Chase Bank
                                     fka The Chase Manhattan Bank
                                     not in its individual capacity but solely as Trustee under the Agreement referred to herein



                                        /s/ Diane E. Wallace
Date: November 13, 2002              ---------------------------------------
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

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance


                                      -7-




LITTON LOAN SERVICING, LP
an affiliate of C-BASS

4828 Loop Central Drive                       Telephone 713-960-9676
Houston, Texas  77081                         Fax 713-960-0539




March 30, 2002

Karen Schluter
The Chase Manhattan Bank
450 West 33rd Street, 14th floor
New York, New York  10001

Subject: Home Equity Asset Backed Trust 2000-HE-1

To Whom it May Concern:

     The undersigned officer of Litton Loan Servicing LP (successor in interest to Litton Loan Servicing, Inc.) certifies that a review of the servicing activity for the year ended December 31, 2001 has been completed and that there were no defaults or exceptions to the requirements of the subject agreement between the above-listed parties. Litton Loan Servicing LP hereby certifies that:

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

6. Litton Loan Servicing LP has timely filed the required IRS informational returns including the forms 1098, 1099(A), and those required by code sections 6050(h)(j)(p) for the year ended December 31, 2001.

7. Litton Loan Servicing LP has not committed any act or omitted to act in any manner that would cause the trust to lose the REMIC tax treatment or be taxed on prohibited transaction.

8. All other items and requirements of the Servicing Agreement between the above parties have been complied with except as noted on the attachment to this letter if any.

Sincerely,

Litton Loan Servicing LP

/s/ Janice McClure
------------------------------
Janice McClure
Senior Vice President

LITTON LOAN SERVICING, LP
an affiliatte of C-BASS

4828 Loop Central Drive                         Telephone 713-960-9676
Houston, Texas  77081                              Fax 713-960-0539





                            Litton Loan Servicing LP
              Compliance Certification Year ended December 31, 2001 Home Equity Asset Backed Certificates, Series 2000-HE-1


     The undersigned Officer of Litton Loan Servicing LP certifies that for the year ended December 31, 2001, Litton has complied with Section 3.27 of the Pooling and Servicing Agreement by and between Paine Webber Mortgage Acceptance Corporation IV, as Depositor, BNC Mortgage Inc., as Originator, NC Capital Corporation, as Originator, The Chase Manhattan Bank, as Trustee and Litton Loan Servicing LP, as Servicer, dated May 1, 2000, as they relate to the Internal Revenue Service Information reporting requirements including those under Sections 6050J.

Litton Loan Servicing LP

By:  /s/ Janice McClure                Dated:   May 14, 2002
    -----------------------------
      Janice McClure
     Senior Vice President



State of Texas

County of Harris

     Before me, a Notary Public on this day personally appeared Janice McClure of Litton Loan Servicing LP, known to me to be the person whose name is subscribed to the foregoing instrument and acknowledged to me that she executed that same for the purposes and consideration therein expressed.

Given under my hand and seal of office this 14th day of May, 2002.

/s/ Laurie Featherston
-----------------------------
Laurie Featherston
Notary Public State of Texas
My Commission Expires 02-04-2006

LITTON LOAN SERVICING, LP
an affiliatte of C-BASS

4828 Loop Central Drive                         Telephone 713-960-9676
Houston, Texas  77081                                 Fax 713-966-8830

January 18, 2002

     As of December 31, 2001, Litton Loan Servicing LP has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $15,000,000.


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

INDEPENDENT AUDITORS' REPORT

To the Partners of
        Litton Loan Servicing LP:

     We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2001, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.



/s/ Deloitte & Touche LLP
------------------------------

January 18, 2002